Form 10-K
U S INTEC INC
filed 1995-03-31
CIK 778424

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1994

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to __________________


   Commission File Number 1-10665

                                      U.S. INTEC, INC.

                   (Exact name of registrant as specified in its charter)

                             Texas                            74-2118350
                (State or other jurisdiction of           (I.R.S. Employer
                incorporation or organization)           Identification No.)


                        1212 Brai Drive                         77643
                      Port Arthur, Texas                     (Zip Code)
          (Address of principal executive offices)

       Registrant's telephone number, including area code: (409)724-7024

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
        Title of each class                           which registered
Common Stock, par value $.02 per share             American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                            NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X   NO

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K______.

   Aggregate market value of the 1,259,650 shares of Common Stock held by non-affiliates of the registrant at the closing sales price on March 27, 1995: $8,502,638.

   Number of shares of Common Stock outstanding as of the close of business on March 27, 1995: 3,018,411.

                            Documents incorporated by reference:

   Portions of the definitive proxy statement relating to the 1995 Annual Meeting of Shareholders of U. S. Intec, Inc., which will be filed within 120 days of December 31, 1994, are incorporated by reference in Part III of this report.

                                      TABLE OF CONTENTS



                                           PART I



Page

Item 1.   Business...................................................   1
Item 2.   Properties.................................................   8
Item 3.   Legal Proceedings..........................................   8
Item 4.   Submission of Matters to a Vote of Security Holders........   9


                                           PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters........................................   9
Item 6.   Selected Financial Data....................................   9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................  11
Item 8.   Financial Statements and Supplementary Data................  14
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  14


                                          PART III

Item 10.  Directors and Executive Officers of the Registrant.........  14
Item 11.  Executive Compensation.....................................  14
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.................................................  14
Item 13.  Certain Relationships and Related Transactions.............  14


                                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K...................................................  15

                                           PART I
Item 1. Business.

General

   The Company manufactures and sells roofing materials used primarily in commercial re-roofing projects. These materials are also used in new construction projects. The Company was organized in 1980 and imported roofing materials from Europe until it opened its first manufacturing facility in Port Arthur, Texas in April 1982. The Company has subsequently built or acquired manufacturing facilities in North Branch, New Jersey; Stockton, California; Corvallis, Oregon; and Monroe, Georgia.

   The Company's operating and marketing philosophy emphasizes a quality product with available warranty, application training and support services for wholesale distributors and roofing contractors. As of December 31, 1994, the Company sold domestically to approximately 650 independent distributors, for resale to an estimated 5,500 roofing contractors who install the Company's roofing products for their customers. Sales to its largest customer, ABC Supply Co., Inc., accounted for approximately 15.5% of the Company's total 1994 sales.

   The Company is one of the leading domestic producers of modified bitumen roofing products. Based upon industry information supplied by Ducker Research Co., Inc., United States sales of modified bitumen roofing materials, measured in square feet, accounts for an estimated 25% of the total low-slope roofing market.

   The Company also engages in the manufacture and sale of roll products utilized in the built-up roofing (``BUR'') business. According to information furnished by Ducker Research Co., Inc., BUR accounts for approximately 45% of the total low-slope roofing market. The Company's BUR roofing activities are conducted through its Intec/Permaglas Division which utilizes the same sales and distribution network used to market the Company's other products.

    The Company holds a 40% interest in Thermo Manufacturing Company, L.P. (the "Partnership"). The Partnership purchases products manufactured by the Company, and the Company purchases products manufactured by the Partnership. During the first quarter of 1994, the Partnership purchased assets to manufacture roof coating products and will focus its marketing and manufacturing efforts principally in this area, although it will continue to market a complete line of roofing products. To date, incremental sales by the Partnership have not been significant.

   In 1993, the Company purchased a manufacturing facility and related assets in Houston, Texas where the Company has installed a residential shingle manufacturing line. The Company began shingle production at this location during the first quarter of 1995. This represents the Company's entry into the residential roofing segment of the roofing products market.

According to information furnished by Ducker Research Co., Inc. the pitched (primarily residential) roofing market, measured in square feet, is approximately 75% of the total roofing market, or about three times the size of the total low-slope roofing market.

Products

   The Company's atactic polypropylene (``APP'') modified bitumen roofing membrane is sold in rolls, each consisting of a sheet approximately 33 feet long and 40 inches wide. To apply the material, the installer applies heat to the underside of the roll, usually with a hand held propane torch, as the material is unrolled onto the roof. The material's flexibility allows proper forming around vent openings and other protrusions.

   The Company also manufactures granulated surface APP products. The embedded granules provide solar reflectivity and ultraviolet-ray protection to the roof membrane surface, thereby promoting energy efficiency and longer roof life.

   The Company also manufactures styrene butadiene styrene(``SBS'') modified bitumen membrane. SBS modified bitumen membrane is sold in rolls of approximately the same length and width as APP modified bitumen membrane and is applied to the roof with hot asphalt or cold adhesive. SBS modified bitumen membrane has a granulated surface of minerals to provide solar reflectivity and ultraviolet-ray protection. This product provides the contractor who has made a large capital investment in BUR roofing equipment and application technology with the opportunity to install modified bitumen membrane roofing systems as well.

   Through the Intec/Permaglas Division, the Company also manufactures and sells base and inter-ply sheets. Base sheet is used as the primary layer in modified bitumen and built-up roofing systems, while inter-ply sheets are used as secondary layers in built-up systems as well as multiple-ply modified bitumen systems.

   During the first quarter of 1995, the Company began manufacturing residential shingle products. Initially the Company will focus most of its shingle marketing efforts on conventional asphalt laminate shingles, but with time, hopes to move most of its Houston production capacity over to an APP modified laminate product.

   Through a wholly-owned subsidiary, the Company manufactures and sells roofing accessories designed to improve labor efficiency in the installation process. These include a perimeter edge metal roof flashing with modified bitumen membrane attached; prefabricated aluminum roof drains, pitch pans, and adjustable and standard vent covers with modified bitumen membrane attached to assist the roofing contractor with application. The Company also provides application training, roof inspection, consulting, and diagnostic services.

The Market

   The commercial roofing market is divided into three major product segments: built-up roofing, single-ply roofing, and modified bitumen roofing. A built-up roof is constructed by using a vapor barrier and insulation topped with three to five layers of fiberglass sheets which are attached and waterproofed using layers of hot asphalt. Built-up roofing has been the traditional commercial roofing technology used in the United States. Advantages of built-up systems include proven technology, a large body of trained applicators, and excellent durability resulting from multiple material layers. A single-ply roof is constructed by adhering to the roof a single-ply membrane system (which is principally rubber or plastic-based) through mechanical means or through the use of various adhesive methods. The Company does not compete in the single-ply roofing segment. Modified bitumen roofs are applied by heating the membrane, or by applying hot asphalt or cold adhesive, as it is unrolled on the roof. Modified bitumen systems offer excellent waterproofing characteristics, durability, flexibility and relative ease of application. The Company has also introduced to the market the concept of the hybrid multiple-ply modified bitumen system, utilizing built-up roofing techniques with modified bitumen materials.

   The residential shingle market is divided into two major product segments: the commodity market and the premium market. In the commodity market, the three-tab shingle is the dominant product. Commodity three-tab shingles are constructed of a single-ply and are usually lighter in weight than premium shingles. The premium shingle market consists of five major product groups: premium asphalt shingles, laminated asphalt shingles, wood shingles, concrete roof tile and metal roofing products. Premium and laminated shingles are thicker and heavier in weight than the typical commodity shingle, and usually provide a high fire resistance rating. In addition, laminated shingles are double-ply and have a higher profile appearance than other asphalt shingles. Typically, asphalt shingles are lower in cost than the other premium shingle market products. The Company manufactures premium and laminated asphalt shingles.

Competition

   The Company competes with a large number of concerns which manufacture materials used in commercial roofing and re-roofing projects, many of which have significantly greater financial resources than does the Company. At December 31, 1994, there were approximately 15 domestic producers of modified bitumen roofing membranes and a significantly greater number of BUR and shingle manufacturers. Management believes that the Company accounted for approximately 23% of 1994 sales (in square feet) of modified bitumen roofing membranes and approximately 6% of BUR materials.

   For the foreseeable future, the Company does not expect to be a major factor in the market for shingle roofing products.

Manufacturing

   The Company's APP modified bitumen membrane is composed primarily of three raw materials: asphalt, polyester fabric, and APP. After testing, asphalt and APP are blended together in heated tanks. Once blending is complete, the compound is sampled by the Company's quality control laboratory and, if within specification, is pumped into a holding tank.
From the holding tank, the compound is pumped into a vat through which a polyester fabric passes and is saturated with the compound. The saturated mat then goes through sizing rollers that regulate membrane thickness. On granular surfaced materials, the granules are applied just after exiting the sizing rollers and the second cooling tank is bypassed. The Company manufactures material in thicknesses of two, three, and four millimeters. The material then passes through a cooling tray to solidify the bottom surface. At the end of the first cooling tray, a plastic film is applied to the still-molten top surface and the material is then submerged into a second cooling tank, completely solidified and dried with a fan. The material is then coated with talc to prevent sticking, wound into rolls and prepared for shipment.

   The SBS modified bitumen membrane manufactured by the Company is composed of asphalt, reinforcement fabric, and SBS. The manufacturing process is similar to that used to produce APP modified bitumen membrane except that certain changes are made in the method of blending the SBS and asphalt and in the method of cooling the membrane.

   The built-up roofing products manufactured by the Company's
Intec/Permaglas Division are composed of an asphalt saturated fiberglass mat. The manufacturing process is similar to that used to produce modified bitumen products.

   The Company began production of asphalt shingle products in the first quarter of 1995. Asphalt shingles are composed primarily of asphalt, fiberglass mat, mineral filler and granules. The manufacturing process is similar to that used to produce built-up roofing products.

Quality Control

   The Company's quality control department monitors production to insure product quality. There is separate testing and evaluation of raw materials, compound and finished product. Raw materials are evaluated for basic physical characteristics such as viscosity, flexibility, flash point and volatility. Compound evaluation ensures that formulation is acceptable and provides batch analysis information prior to manufacturing. To ensure consistency, batches are then transferred to holding tanks and blended with previously transferred material. Finally, samples of the finished product are inspected to assure proper roll length, weight, width, thickness and general appearance.

Raw Materials

   The principal raw materials used by the Company in the manufacture of its roofing products are asphalt, APP, SBS, polyester fabric and fiberglass mat, granules, and mineral filler. These raw materials are purchased by the Company under short-term or spot-market arrangements, or alternatively under longer term contracts when management believes such contracts to be advantageous to the Company. The Company utilizes or has available multiple sources for each of its raw materials. The prices and availability of raw materials have generally reflected the price and availability of crude oil and other petrochemical feedstocks.

Distribution and Marketing

   The Company sells its products nationwide to wholesale distributors of building products and roofing materials. No significant backlog of orders exists. As of December 31, 1994, the Company had approximately 60 sales and independent representatives who contact architects, distributors and contractors.

   The Company has historically focused its marketing efforts on re-roofing, which is believed by management to have represented approximately 75% of total U.S. commercial roofing sales during 1994. This market has been relatively stable, growing at approximately 2-3% per year.

   The Company concentrates its marketing efforts on developing a quality distribution network and educating contractors on the advantages of using its products. Also, the Company devotes substantial effort to educating architects, consultants and large property managers on the benefits of using its products.

   The Company plans to market its shingle products through its existing distribution network.

Warranty

   Under certain circumstances, the Company warrants that its modified bitumen membrane will be free from manufacturing defects and will not fail due to ordinary wear and tear from exposure to the elements or under certain other specified conditions. Through December 31, 1994, the Company's warranty had been issued for approximately 25% of its total production. The limited warranty, which is offered at no additional cost to the purchaser, is for a period of 10 to 12 years. The Company also offers 15 and 20 year warranties at additional cost.

   The Company also offers, at additional cost, a pro-rated guarantee on its built-up roofing products.

   The Company offers, at no additional cost, a pro-rated 20 to 40 year warranty on certain of its shingle products.

   The Company maintains a reserve for warranty claims, which is in an amount management believes is adequate to cover such claims. As of December 31, 1994, such reserve amounted to $6,139,000. The amounts of warranty claims paid by the Company during 1994 and 1993 were $1,266,000 and $1,330,000, respectively.

Licensing and Trademark Matters

   The Company produces certain of its APP modified bitumen membranes pursuant to an agreement with Asfalti Breitner S.p.A., an Italian company, under which the Company is granted the non-transferable right to produce and sell in the United States modified bitumen roofing membranes utilizing technology developed by Asfalti Breitner. The BRAI name under which certain of the Company's products are sold is registered by Asfalti Breitner with the United States Patent and Trademark Office, and Asfalti Breitner has granted the Company all rights it possesses to use the BRAI name in the United States through 1995. The Company pays Asfalti Breitner an annual royalty based on the amount of APP modified bitumen membrane of a certain thickness or weight sold by the Company. The Company's right to use the BRAI name after 1995 is subject to negotiation of a new, mutually acceptable royalty agreement. The inability to conclude a mutually acceptable agreement, in management's opinion, would not have a material impact on the Company's operating results or financial condition.

Government Regulation

   The application of federal, state and local laws, particularly those concerning occupational safety (Occupational Safety and Health Act) and environmental matters (Federal Clean Air Act), involves or may involve review, certification or issuance of permits with respect to construction, modification and operation of the Company's manufacturing facilities. The Company believes that it is in substantial compliance with all presently applicable requirements. The cost of compliance with such laws and with the regulations promulgated thereunder has not been a major factor in the Company's operating costs or the costs of its capital projects.


Employees

   As of December 31, 1994, the Company had 356 employees. Employees are provided competitive wages and fringe benefits. None of the employees is represented by unions, and management believes that its relations with employees are satisfactory.

Executive Officers of the Company

   Set forth below is certain information with respect to the executive officers of the Company:
                                                  Positions and Offices
        Name                   Age                    with Company

Danny J. Adair. . . . . . .     50    President and Chief Executive Officer
J. Roane Ruddy . .  . . . .     41    Chief Financial Officer
Ken D. Latiolais. . . . . .     48    Vice President-Production
S. Craig Noble. . . . . . .     49    Vice President-Technical Services

   No family relationships exist among any of the officers of the Company, and there are or were no arrangements or understandings between any of the officers and any other person pursuant to which any officer was selected as an officer.

   Mr. Adair has served as President and Chief Executive Officer and a Director of the Company since its founding in 1980.

   Mr. Ruddy was elected Chief Financial Officer of the Company in November 1992 and became a Director in May of 1993. He has been with the Company since 1986 and served as the Company's Controller prior to assuming his present position.

   Mr. Latiolais has been with the Company since 1982. He was Plant Manager of the Company's Port Arthur, Texas facility prior to assuming his present position as Vice President in 1984 and became a Director in 1985.

   Mr. Noble has been with the Company since 1982. Prior to becoming Vice President in 1984, he served as Manager of Technical Services. He became a Director of the Company in 1987.

Item 2. Properties.

   The Company operates five manufacturing facilities for the production of its roofing products. The table below presents certain information regarding the facilities.

                                                           Location
                                              TX       NJ        CA        OR        GA
Total acres owned .......................     25       11         8        8         10

Improvements (square feet):
  Office space........................... 16,000    7,000     2,400     2,500     3,500
  Manufacturing space.................... 30,000   29,000    30,000    30,000    15,000
  Warehouse.............................. 28,000   20,000    10,000    16,500    15,000
  Laboratory.............................  4,200    1,400       600       300       300
  Storage pads (1)....................... 40,000   15,000    15,000    52,000    32,000

Production capacity (rolls per year)
 (000's)(2):.............................  1,500      766     1,500     1,250     1,250
Average production (rolls per day) for
 the year ended December 31, 1994(3):....  2,880    2,328     2,322     2,116     2,165

Average production (as a percentage of
 capacity) for the year ended
 December 31, 1994(3):...................    48%      83%       40%       32%       34%

____________________
(1)   Includes parking and driveways.

(2)   Assumes full production from all lines for 333 days per year.

(3) The Texas, New Jersey, California, Oregon and Georgia facilities operated for 251, 276, 258, 190, and 197 days, respectively, in 1994.

      The Company also owns a manufacturing facility in Houston, Texas, situated on six acres. The facility has 3,750 square feet of office space, 87,000 square feet of manufacturing space and a 700 square foot laboratory. The Company began production of shingles for residential roofing applications at this facility during the first quarter of 1995.

      Substantially all of the assets of the Company are pledged to secure indebtedness. See Note B of ``Notes to the Consolidated Financial
Statements'' under Item 14.

Item 3. Legal Proceedings.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.


                                          PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder
Matters

      The Company's Common Stock is traded on the American Stock Exchange under the symbol USI. The high and low quarterly closing prices for the Common Stock as reported on the American Stock Exchange, are shown below.

      1994                                                    High     Low
      First Quarter........................................  9 1/4   6 1/8
      Second Quarter.......................................  6 3/4   5 1/2
      Third Quarter........................................  6 1/8   4 7/8
      Fourth Quarter.......................................  7 5/8   5 1/4



      1993                                                    High     Low
      First Quarter........................................  6 3/8   3 3/4
      Second Quarter.......................................  5 3/8   4 5/8
      Third Quarter........................................  7 7/8   4 1/2
      Fourth Quarter.......................................  7       6 1/8


   The number of record holders of the Company's Common Stock as of March 27, 1995, was 116.

   Since its inception, the Company has not paid cash dividends on its Common Stock. The Company has no present plans to pay any cash dividends. The Company intends to continue a policy of retaining earnings for use in its business. Any payments of cash dividends in the future will depend upon the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors deems relevant.

Item 6. Selected Financial Data.

   The following table sets forth selected financial data of the Company. This data should be read in conjunction with the Company's financial statements and the notes thereto and ``Management's Discussion and Analysis of Financial Condition and Results of Operations'' included elsewhere herein.



                                                   Year Ended December 31,
                                     -----------------------------------------------
                                       1994      1993      1992      1991      1990
                                     -------   -------   -------   -------   -------
                                          (In thousands, except per share data)
Income Statement Data
  Sales...........................   $95,622   $83,311   $73,856   $65,899   $70,579
  Earnings (loss) before income
  taxes and cumulative effect of
    accounting change.............     1,679     3,605       473    (4,606)    3,459
  Net earnings (loss).............       991     2,203       779(1) (2,986)(2) 2,097
  Net earnings (loss) per share...       .33       .74       .26     (1.01)      .71
Balance Sheet Data
  Total assets....................    77,973    56,324    45,668    42,976    42,653
  Long-term debt..................    28,182    15,820     7,789     6,406     9,673

(1) Net earnings for 1992 reflect the adoption of Financial Accounting Standards Board Statement of Financial Standards No. 109. The cumulative effect of the change was to increase net earnings by $500,000 ($.17 per share). See Note C of "Notes to Consolidated Financial Statements" under
     Item 14.
(2) Includes $2,112,000 ($.71 per share) charge (net of applicable income taxes) as a result of an increase in estimate related to the warranty reserve.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   Years ended December 31, 1993 and 1994. Sales increased 14.8% from $83,311,000 in 1993 to $95,622,000 in 1994. The increase is due principally to increased roll sales, initiated in part by aggressive spring promotional programs during the second quarter, and to increased relabeled product sales, which are products manufactured by outside suppliers. The increase in the number of rolls sold was somewhat offset by lower pricing introduced in certain regions to improve product positioning.

   Gross profit increased from $20,608,000 in 1993 to $21,198,000 in 1994.
Gross profit as a percentage of sales decreased from 24.7% in 1993 to 22.2% in 1994. The decrease in profit margin percentage is due principally to the combined effect of generally lower selling prices and a shift in product sales mix. Roll product prices were adversely impacted by severe winter weather in the first quarter and by aggressive pricing used throughout the year to maintain and gain market share. This along with strong sales gains in both relabeled and built-up roofing products, both of which have lower margins, combined to lower the 1994 overall margin percentage. Also during 1994 the Company absorbed certain costs associated with its new Houston manufacturing facility.

   Selling, general and administrative expenses increased from $16,390,000, or 19.7% of sales in 1993, to $18,694,000, or 19.6% of sales in 1994. The increase in expense primarily relates to the increase in sales volume.

   Interest expense increased $281,000 from $919,000 in 1993 to $1,200,000 in 1994. The increase is largely the result of increased debt associated with increased sales and related accounts receivable. Construction period interest of $1,079,000 associated with the Houston facility was capitalized during 1994.

   Net earnings were $991,000 or $.33 per share in 1994 compared with $2,203,000 or $.74 per share in 1993.

   With the start of production at the new Houston manufacturing facility in February 1995, the Company will cease capitalizing certain construction period costs, including interest costs, incurred to acquire and build out the facility. Initially the Company plans to focus shingle marketing efforts on conventional laminate shingles, and with time, hopes to move most of the Houston production capacity over to the Company's new modified laminate product. The Company expects downward pressure on earnings from the Houston facility until a large percentage of the production capacity is moved to the new modified product, which is expected to be a gradual process that will be completed after 1995.

   Years ended December 31, 1992 and 1993. Sales increased 12.8% from $73,856,000 in 1992 to $83,311,000 in 1993. The Company achieved sales increases in basically all of its sales regions, but the principal increase was along the West Coast. The Company continued to expand into the built-up roofing market and significantly increased its sales of relabeled products manufactured by outside suppliers.

   Gross profit as a percentage of sales increased from 23.8% or $17,550,000 in 1992 to 24.7% or $20,608,000 in 1993. The increase in profit margin, in terms of total dollars, was primarily attributable to the sales increase for 1993, while the increase in profit margin, as a percentage of sales, was reflective of the Company's continued focus on reducing production costs through increased manufacturing efficiencies.

   Selling, general and administrative expenses, as a percentage of sales, decreased 2.3% from 22.0% or $16,265,000 in 1992 to 19.7% or $16,390,000 in
1993. The percentage decrease relate primarily to the increased sales volume.

   Net earnings increased $1,424,000 in 1993, from $779,000 or $.26 per share in 1992 to $2,203,000 or $.74 per share in 1993. Net earnings for 1992 reflect the adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, which requires an asset and liability approach in accounting for income taxes. Under this new method, the deferred tax liability is calculated by applying the provisions and rates of current tax law to determine the amount of taxes payable. The cumulative effect of the change was to increase net income by $500,000 or $.17 per share.

   The following table sets forth, for the time periods indicated, the percentage of certain income and expense items as they relate to total sales:

                                                             Year Ended December 31,
                                                      ----------------------------------
                                                       1994            1993        1992
                                                      -----           -----       -----
Sales.............................................    100.0%          100.0%      100.0%
Cost and expense:
    Cost of sales..................................    77.8            75.3        76.2
    Selling, general and administrative............    19.6            19.7        22.0
Earnings from operations...........................     2.6             5.0         1.7
Other income (expense):
    Interest expense...............................    (1.3)           (1.1)       (1.4)
    Other income...................................     0.4             0.4         0.3
Earnings before income taxes and cumulative
 effect of accounting change.......................     1.7             4.3         0.6
Income tax provision...............................    ( .7)           (1.7)       (0.3)
Cumulative effect of accounting change.............                                 0.7
Net earnings.......................................     1.0             2.6         1.1
                                         12

Liquidity and Capital Resources

   Working capital as of December 31, 1994 was $8,562,000 compared with $13,035,000 as of December 31, 1993, a decrease of $4,473,000. Accounts receivable increased $2,378,000 primarily as a result of increased 1994 fourth quarter sales. Accounts payable increased $7,631,000 because of increased production volumes and because of construction costs incurred at the new shingle manufacturing facility in Houston.

   Property, plant and equipment increased $21,243,000 and long-term debt increased $12,362,000, both primarily as a result of the Houston facility construction costs. As of December 31, 1994, the Company has expended $25,748,000 relating to the Houston facility, and during the first quarter of 1995, the Company expects additional capital expenditures of $1,000,000 relating to this facility. The Company does not anticipate any significant capital expenditures after construction at the Houston facility is completed.

   The Company's $25 million credit facility is subject to an available borrowing base determined by certain manufacturing equipment and levels of trade receivables and inventories. The credit facility expires in 1999 and bears interest at prime rate. The credit agreement for the credit facility contains various restrictive covenants which, among other things, requires that the Company maintain a certain minimum tangible net worth. During February 1995, the loan balance exceeded the available borrowing base limit by approximately $4.7 million. As a result, the Company obtained a grace period in which to cure the over-extension. This over-extension of the credit facility is attributable to capital expenditures relating to the new Houston manufacturing facility, which amounted to approximately $19 million in 1994, and to a delay in obtaining term loans for that facility.

   During March 1995, the over-extension was substantially reduced. The Company also obtained commitments for approximately $4.2 million of secured loans from other lenders to cure the over-extension position. The Company anticipates that the funds required to meet its seasonal increase in working capital needs will be available through the existing credit facility.

Inflation and Seasonality

   Inflation has not been a significant factor in the Company's sales growth. The Company's sales of its roofing materials follow usual seasonal construction patterns and are highest in the third quarter and lowest in the first quarter. Borrowings tend to follow this trend.

Environmental Matters

   The Company has made a commitment to protect the health and welfare of its employees, the public, and our environment. The Company's staff continuously reviews regulations and regularly interfaces with state and federal environmental agencies to maintain a thorough knowledge of current requirements, and to ensure cost effective compliance with agency regulations. The Company expects the trend toward more stringent environmental regulations to continue, and uses this general philosophy when making capital expenditures for environmental purposes. The Company believes it is in compliance with all presently applicable requirements (primarily as they relate to the Environmental Protection Agency and comparable state agencies) and does not anticipate any significant expenditures to maintain its compliance.

Item 8. Financial Statements and Supplementary Data.

   The financial statements of the Company and its subsidiary required to be included in this Item 8 are set forth in Item 14 of this Report. The quarterly results of operations are included in the "Notes to the Consolidated Financial Statements" under Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                         PART III

Item 10. Directors and Executive Officers of the Registrant.(*)

Item 11. Executive Compensation.(*)

Item 12. Security Ownership of Certain Beneficial Owners and Management.(*)

Item 13. Certain Relationships and Related Transactions.(*)
_________
* The information called for by Items 10, 11, 12 and 13, to the extent not set forth under Item 1. ``Executive Officers of the Company,'' is or will be set forth in the definitive proxy statement relating to the 1995 Annual Meeting of Shareholders of U. S. Intec, Inc. pursuant to the Commission's Regulation 14A (File No. 1-10665). Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions therefrom called for by Items 10, 11, 12 and 13 (excluding, in the case of Item 11, the information required by paragraphs (i), (k), and (l) of Item 402 of Regulation S-K) are incorporated herein by reference pursuant to Instruction G to Form 10-K.

                                          PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) Financial Statements and Financial Statement Schedules.

     (1) Financial Statements-

                                                                        Page

Report of Independent Auditors.......................................   F-2
Consolidated Balance Sheets as of December 31, 1994 and 1993 ........   F-3
Consolidated Statements of Earnings for the Three Years Ended
   December 31, 1994.................................................   F-5
Consolidated Statements of Shareholders' Equity for the Three
   Years Ended  December 31,1994.....................................   F-6
Consolidated Statements of Cash Flows for the Three Years
   Ended December 31, 1994...........................................   F-7
Notes to the Consolidated Financial Statements.......................   F-9

     (2) Schedules Supporting Financial Statements-

Schedule VIII-Valuation and Qualifying
Accounts.............................................................   F-19


   Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

     (3) Listing of Exhibits-See Item 14(c).

(b) Current Reports on Form 8-K.

   None

(c) Exhibits.

*10(a) - Lease agreement, effective as of February 1, 1993, by and between U.S. Intec, Inc., as Lessor, and Thunderhawk Manufacturing
         Company, L.P., as Lessee, pertaining to the Company's Georgia plant facility located in Walton County, Georgia, together with purchase option. (See form 10-K for 1992 filed March 1993).
*10(b) - Amendment to the security agreement between U.S. Intec, Inc. and LaSalle National Bank of Chicago, formerly Exchange National Bank of Chicago, dated February 8, 1994. (See form 10-K for 1993 filed March 1994).
*10(c) - Promissory Note and related Letter Agreement between U.S. Intec,
         Inc. and Danny J. Adair effective December 31, 1993. (See form 10-K for 1993 filed March 1994).

*10(d) - Asset Purchase Agreement between U.S. Intec, Inc. and Betontex,
         Inc. dated as of September 8, 1993. (See form 10-K for 1993 filed March 1994).
*21    - List of Subsidiaries of U.S. Intec, Inc  (see Form 10-K for 1990
         filed in March 1991).
 23(a) - Consent of Independent Auditors.



       * Incorporated herein by reference as indicated.


(d) Not applicable.

                                        SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Port Arthur, Texas, on March 29, 1995.

                                          U.S. Intec, Inc.


                                          By        Danny J. Adair
                                             -----------------------------
                                                    Danny J. Adair
                                              President, Chief Executive
                                                 Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 29, 1995 by the following persons in the capacities indicated.


             Signature                                       Title


          Danny J. Adair                          President, Chief Executive
  -------------------------------
          Danny J. Adair                             Officer and Director


          J. Roane Ruddy                           Chief Financial Officer
   -------------------------------
          J. Roane Ruddy                                 and Director


         Ken D. Latiolais                               Vice President
   ------------------------------
         Ken D. Latiolais                                and Director


          S. Craig Noble                                Vice President
   ------------------------------
          S. Craig Noble                                 and Director


         Albert E. Brammer                                 Director
   ------------------------------
         Albert E. Brammer


        Austin W. Gonsoulin                                Director
   ------------------------------
        Austin W. Gonsoulin

           Robert G. Hoag                                  Director
    -----------------------------
           Robert G. Hoag


     Richard Earl Purkey, Sr.                              Director
   ------------------------------
     Richard Earl Purkey, Sr.

                               INDEX TO FINANCIAL STATEMENTS


                                                                       Page
Report of Independent Auditors .....................................   F-2
Consolidated Balance Sheets as of December 31, 1994 and 1993........   F-3
Consolidated Statements of Earnings for the Three Years
  Ended December 31, 1994...........................................   F-5
Consolidated Statements of Shareholders' Equity for the
  Three Years Ended December 31, 1994...............................   F-6
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 1994...........................................   F-7
Notes to the Consolidated Financial Statements......................   F-9
Schedule VIII-Valuation and Qualifying Accounts.....................   F-19

                              REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
U.S. Intec, Inc.

   We have audited the accompanying consolidated balance sheets of U. S. Intec, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U. S. Intec, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note C to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes.






                                                Ernst & Young LLP


Houston, Texas
February 17, 1995,
Except Note B as to which
the date is March 24, 1995

                                    U.S. INTEC, INC.
                               CONSOLIDATED BALANCE SHEETS

                                                              December 31
                                                      ---------------------------
                                                          1994            1993
                                                      ------------   ------------
ASSETS
CURRENT ASSETS
  Cash..........................................      $    867,701   $    666,496
  Accounts receivable-trade (net of allowances
   of $515,461 in 1994, and $519,361 in 1993)...        13,281,014     10,903,443
  Other receivables ............................           954,878      1,057,570
  Inventories - raw materials...................         8,555,546      7,591,188
  Inventories - finished goods..................         4,232,325      4,733,615
  Prepaid expenses..............................           408,874        218,401
  Due from affiliate............................           949,927        643,034
                                                       -----------    -----------
     TOTAL CURRENT ASSETS.......................        29,250,265     25,813,747
PROPERTY, PLANT AND EQUIPMENT
  Land..........................................         1,441,712      1,435,803
  Buildings and leasehold improvements..........         9,743,369      9,657,863
  Manufacturing equipment.......................        32,557,939     26,961,199
  Furniture and fixtures........................         1,841,032      1,648,579
  Automotive equipment..........................           576,987        522,736
  Construction in progress......................        22,512,932      7,204,775
                                                       -----------     ----------
                                                        68,673,971     47,430,955
  Less accumulated depreciation.................       (25,470,696)   (22,944,866)
                                                       -----------    -----------
                                                        43,203,275     24,486,089
OTHER ASSETS
  Note receivable from officer - Note D.........         2,803,000      2,803,000
  Deferred charges and other....................           368,230        259,828
  Goodwill and intangibles (net of accumulated
   amortization of  ($1,581,314 in 1994 and
   $1,252,740 in 1993)..........................         2,348,359      2,961,546
                                                       -----------     ----------
     TOTAL OTHER ASSETS.........................         5,519,589      6,024,374
                                                       -----------     ----------
                                                      $ 77,973,129   $ 56,324,210
                                                      ============   ============







LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable and bank overdrafts....      $ 15,589,471   $  7,958,040
  Current portion of long-term debt.............           867,299        557,000
  Other accrued liabilities - Note E............         3,131,607      3,164,145
  Current portion of reserve for warranty claims         1,100,000      1,100,000
                                                      ------------   ------------
     TOTAL CURRENT LIABILITIES..................        20,688,377     12,779,185
LONG-TERM DEBT - Note B.........................        28,181,726     15,819,836
DEFERRED INCOME TAXES - Note C..................         1,273,578        569,923
RESERVE FOR WARRANTY CLAIMS.....................         5,039,013      5,507,277
COMMITMENTS AND CONTINGENCIES - Note E..........
SHAREHOLDERS' EQUITY
  Preferred Stock ($1 par value, 1,000,000
    shares authorized, none issued).............
  Common Stock ($.02 par value, 10,000,000
    shares authorized, 3,030,911 shares issued
    in 1994 and 2,984,661 issued in 1993)                   60,619         59,694
  Additional paid-in capital....................         7,368,127      7,217,489
  Retained earnings ............................        15,361,689     14,370,806
                                                      ------------   ------------
     TOTAL SHAREHOLDERS' EQUITY.................        22,790,435     21,647,989
                                                      ------------   ------------
                                                      $ 77,973,129   $ 56,324,210
                                                      ============   ============






















                   See notes to the consolidated financial statements.


                                  U. S. INTEC, INC.
                          CONSOLIDATED STATEMENTS OF EARNINGS


                                                          Year Ended December 31
                                                ---------------------------------------
                                                    1994          1993          1992
                                                -----------   ----------   ------------

Sales........................................   $95,621,644   $83,310,861   $73,856,449
Cost of sales................................    74,423,981    62,703,277    56,306,618
                                                -----------   -----------   -----------
     GROSS PROFIT............................    21,197,663    20,607,584    17,549,831
Selling, general and administrative expenses     18,694,468    16,389,908    16,265,203
                                                -----------   -----------   -----------
     EARNINGS FROM OPERATIONS................     2,503,195     4,217,676     1,284,628
Other income.................................       376,068       305,625       240,190
Interest expense.............................     1,199,801       918,623     1,051,616
                                                -----------   -----------   -----------
     EARNINGS BEFORE INCOME TAXES
     AND CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING FOR INCOME TAXES.............     1,679,462     3,604,678       473,202
Provision for income taxes - Note C                 688,579     1,401,516       194,013
                                                -----------   -----------   -----------
     EARNINGS BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING FOR
     INCOME TAXES............................   $   990,883   $ 2,203,162   $   279,189
Cumulative effect of change in accounting
   for income taxes - Note C.................                                   500,000
                                                -----------   -----------   -----------
     NET EARNINGS............................   $   990,883   $ 2,203,162   $   779,189
Earnings per share - Note A                     -----------   -----------   -----------
   Before cumulative effect of accounting
   change....................................   $       .33   $       .74   $       .09
Cumulative effect of accounting change -
   Note C....................................                                       .17
                                                -----------   -----------   -----------
     NET EARNINGS PER SHARE..................   $       .33   $       .74   $       .26
                                                ===========   ===========   ===========





                   See notes to the consolidated financial statements

                                    U.S. INTEC, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                       Additional
                              Common    Paid-In      Retained
                              Stock     Capital      Earnings      Total
                              -------  ----------  ----------   -----------

Balance at December 31, 1991  $59,384  $7,143,399  $11,388,455  $18,591,238
  Net earnings for 1992.....                           779,189      779,189
                              -------  ----------  -----------  -----------
Balance at December 31, 1992  $59,384  $7,143,399  $12,167,644  $19,370,427
  Stock options exercised in
    1993....................      310      74,090                    74,400
  Net earnings for 1993.....                         2,203,162    2,203,162
                              -------  ----------  -----------  -----------
Balance at December 31, 1993  $59,694  $7,217,489  $14,370,806  $21,647,989
  Stock options exercised in
    1994....................      325     103,425                   103,750
  Restricted stock issuance
    and amortization........      600      47,213                    47,813
  Net earnings for 1994.....                           990,883      990,883
                              -------  ----------  -----------  -----------
Balance at December 31, 1994  $60,619  $7,368,127  $15,361,689  $22,790,435
                              =======  ==========  ===========  ===========




















                    See notes to the consolidated financial statements


                                     U.S. INTEC, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year Ended December 31
                                                   -------------------------------------
                                                       1994         1993          1992
                                                   -----------  -----------   ----------
OPERATING ACTIVITIES
  Net earnings...................................  $   990,883  $ 2,203,162   $  779,189
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation...............................    2,547,703    2,743,591    3,153,862
      Amortization...............................      352,646      361,286      352,646
      Provision for losses on accounts receivable      146,971      150,942      146,445
      Provision for deferred taxes...............      703,655     (120,943)    (360,505)
      Cumulative effect of change in accounting
        for income taxes.........................                               (500,000)
      Other......................................     (119,901)     161,310      (56,175)
      Changes in operating assets and liabilities:
         (Increase) decrease in:
           Accounts receivable...................   (2,524,542)    (918,144)  (3,262,982)
           Due from affiliate....................     (306,893)    (643,034)
           Inventories...........................     (463,068)    (648,832)  (1,305,168)
           Prepaid expenses......................     (190,473)     232,778      374,590
           Other receivables.....................      102,692     (417,915)     (82,991)
         Increase (decrease) in:
           Accounts payable......................    7,631,431     (242,548)     793,019
           Accrued expenses......................      (32,538)     399,740      631,134
           Reserve for warranty claims...........     (468,264)    (181,997)     (34,324)
                                                   -----------  -----------   ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES......    8,370,302    3,079,396      628,740
INVESTING ACTIVITIES
    Purchase of property, plant and equipment....  (21,267,484)  (6,951,842)  (2,102,496)
    Acquisition of manufacturing facility........                (4,165,000)
    Other........................................       37,835        6,366       81,703
                                                   -----------  -----------   ----------
  NET CASH USED IN INVESTING ACTIVITIES..........  (21,229,649) (11,110,476)  (2,020,793)
FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings.........................   18,863,600   10,725,408    8,607,327
  Principal payments on revolving line of credit
    and long-term borrowings.....................   (5,906,798)  (2,200,789)  (7,223,883)
  Proceeds from exercise of stock options........      103,750       74,400
                                                   -----------  -----------    ---------





NET CASH PROVIDED BY FINANCING
    ACTIVITIES...................................   13,060,552    8,599,019    1,383,444
                                                   -----------  -----------    ---------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS..................................      201,205      567,939       (8,609)
  Cash and cash equivalents at
    beginning of period..........................      666,496       98,557      107,166
                                                   -----------  -----------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........  $   867,701  $   666,496    $  98,557
                                                   ===========  ===========    =========





































                    See notes to the consolidated financial statements

                                     U.S. INTEC, INC.
                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     December 31, 1994


NOTE A-SIGNIFICANT ACCOUNTING POLICIES

   Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiary. The Company's 40% interest in a partnership is accounted on the equity method. Because the Company has provided substantially all start-up funding for the partnership, the Company recorded 100% of the partnership earnings (losses) for 1994 and 1993 which, after elimination of intercompany transactions, were approximately $100,000 and ($200,000), respectively. All material intercompany amounts and transactions have been eliminated.

   Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

   Property, Plant and Equipment: Property, plant and equipment, including capitalized interest, is stated on the basis of cost. Interest of $1,079,204 and $143,027 was capitalized in 1994 and 1993, respectively. No interest was capitalized in 1992. Depreciation is computed by the straight-line method using the following estimated useful lives:

                Asset Class                               Years
         Buildings and leasehold improvements. . . . .    15
         Manufacturing equipment . . . . . . . . . . .    10
         Furniture and fixtures. . . . . . . . . . . .     5
         Automotive equipment. . . . . . . . . . . . .     3

   Goodwill and Intangibles: Goodwill and intangibles are recorded at cost and are amortized using the straight-line method over their respective useful lives of 40 and 5 years. The Company periodically assesses and measures for impairment of goodwill and intangibles using projected net earnings (attributable to goodwill and intangibles) over the remaining amortization period.

   Income Taxes: Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred income taxes arise principally from timing differences related to depreciation expense, warranty expense and safe harbor lease transactions.

   Product Warranty: The Company offers a limited warranty covering up to twenty years on some of its products. The Company accrues for estimated warranty costs at the time of sale of warranted products. As of December 31, 1994, the reserve for warranty claims was $6,139,013. The Company feels that this reserve is adequate to provide for future warranty obligations.

                                     U.S. INTEC, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    December 31, 1994

   Net Earnings Per Share: Net earnings per share is based on the weighted average number of shares of common stock outstanding during each period - 2,999,425 in 1994, 2,974,703 in 1993 and 2,969,161 in 1992. Stock options are not included in the computation of the weighted average number of common shares outstanding since their effect is not significant. Fully diluted earnings per share is not presented because the stock options are not materially dilutive.

   Supplemental Cash Flow Information: The Company paid interest (net of amounts capitalized) of approximately $1,199,800 in 1994, $919,000 in 1993 and $1,052,000 in 1992. The Company paid income taxes, net of refunds, of $450,000, $1,973,000 and $71,000 in 1994, 1993 and 1992, respectively.

   Cash and Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


                                     U.S. INTEC, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    December 31, 1994

NOTE B-NOTES PAYABLE
                                                                 As of December 31
                                                            ----------------------------
                                                                1994              1993
                                                            ------------     -----------
Promissory note due through December 2001, interest
  rate at 1% above prime...............................     $    745,500     $   808,500
Promissory note due through December 1998, interest
  rate at prime........................................                        2,974,658
Promissory note due through March 1999, interest
  rate at 7%...........................................        2,133,288
Promissory note due through August 1999, interest
  rate at 2.35% above 30-day commercial paper rate.....        1,895,771
Promissory note due through February 1999, interest
  rate at 7% (term equipment loan).....................        3,996,667
Bank revolving credit agreement, providing for up to
  $25 million in funds, interest rate at prime.........       20,277,799      12,593,678
Current Maturities.....................................        ( 867,299)      ( 557,000)
                                                            ------------     -----------
    LONG-TERM DEBT.....................................     $ 28,181,726     $15,819,836
                                                            ============     ===========

  Debt Maturities:

    Aggregate maturities of long-term debt during the next five years, are as follows:

                  1995 . . . . . . . . . . . . .     867,299
                  1996 . . . . . . . . . . . . .     925,783
                  1997 . . . . . . . . . . . . .     988,519
                  1998 . . . . . . . . . . . . .   1,055,818
                  1999 . . . . . . . . . . . . .  24,781,105

   Revolving Credit Facility: The facility, which expires in 1999, is subject to an available borrowing base determined by certain manufacturing equipment and levels of trade accounts receivable and inventory. During

                                     U.S. INTEC, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    December 31, 1994

February 1995, the loan balance exceeded the available borrowing base limit by approximtely $4.7 million. As a result, the Company obtained a grace period in which to cure the over-extension. During March 1995, the over-extension was substantially reduced. The Company also obtained commitments for approximately $4.2 million of secured loans from other lenders to cure the over-extension position. Accordingly, the credit facility is classified as long-term.

   Restrictive Covenants: The Company's credit agreements contain various restrictive covenants which, among other things, require that the Company maintain a minimum tangible net worth.

   Collateral: Substantially all of the assets of the Company are pledged under the terms of the lending agreements.

NOTE C-INCOME TAXES

   The income tax provision (benefit) consists of the following:

                                                        Year Ended December 31
                                            --------------------------------------------
                                                  1994              1993          1992
                                            ------------      ------------  ------------
Federal:
  Current................................   $    (43,551)     $  1,367,226  $    547,946
  Deferred...............................        703,655          (120,943)     (360,505)
                                            ------------      ------------    ----------
                                                 660,104         1,246,283       187,441
State....................................         28,475           155,233         6,572
                                            ------------      ------------  ------------
                                            $    688,579      $  1,401,516  $    194,013
                                            ============      ============  ============

                                     U.S. INTEC, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    December 31, 1994

NOTE C-INCOME TAXES (CONTINUED)

   The income tax effect of the factors accounting for the difference between the statutory federal income tax rates and the actual provision for taxes on income are as follows:

                                                        Year Ended December 31
                                            --------------------------------------------
                                                 1994              1993            1992
                                            --------------    ------------     ---------
Tax provision on income at
  statutory rate.........................   $      571,017    $  1,225,591     $ 160,889
State income tax provision...............           28,475         155,233         6,572
All others (net).........................           89,087          20,692        26,552
                                            --------------    ------------     ---------
                                            $      688,579    $  1,401,516     $ 194,013
                                            ==============    ============     =========

The components of the net deferred tax liability as of December 31, 1994, 1993 and 1992 are as follows:

                                                 1994              1993           1992
                                            --------------    --------------  ----------
Deferred tax liabilities
   Safe harbor lease...................     $    1,497,027    $    1,765,930  $1,998,724
   Fixed assets........................          1,993,562         1,443,536   1,438,344
   Capitalized interest................            321,238            48,629
   Other................................           263,525           231,860     224,709
                                            --------------    --------------  ----------
                                            $    4,075,352    $    3,489,955  $3,661,777
Deferred tax assets
   Warranty reserve....................     $    2,134,362    $    2,246,476  $2,308,353
   Bad debt reserve....................            175,257           175,564     162,423
   Claims accrual......................            407,375           342,360     190,559
   Minimum tax credit carry forward....                                          113,518
   Other...............................             84,780           155,632     196,058
                                            --------------    --------------  ----------
                                            $    2,801,774    $    2,920,032  $2,970,911
                                            --------------    --------------  ----------
Net deferred tax liability.............     $    1,273,578    $      569,923  $  690,866
                                            ==============    ==============  ==========
                                      F-13

                                     U.S. INTEC, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    December 31, 1994


In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the adjustment of previously deferred taxes for changes in tax rates under the liability method. The Company chose to reflect the cumulative effect of adopting the pronouncement as a change in accounting principle at the beginning of 1992. The effect of the change increased 1992 net earnings by $500,000, or $.17 per share, and is reported separately in the consolidated statement of operations. This benefit represents the writedown of net deferred tax assets and liabilities from tax rates in effect when they arose to current statutory tax rates.

NOTE D-RELATED PARTY TRANSACTIONS

During 1990, the Company accepted a note from its President for $2,803,000 bearing interest at the rate paid by the Company for funds borrowed under its senior credit facility. In December 1993, the Company renegotiated the note by extending the due date of principal payments and the note's maturity to December 31, 1996. Accrued interest on the note has been paid through December 31, 1994. The note is secured by 814,521 shares of the Company's Common Stock and certain real estate. The President has agreed that in the event the Company elects to raise capital through an underwritten public offering of its Common Stock prior to maturity of the renegotiated note, he will sell in such public offering a sufficient number of pledged shares in order to enable him to prepay the note in full. The President has also agreed that until the renegotiated note is paid in full, he will not be eligible to participate in any long-term incentive plans or programs based on the Company's Common Stock.

During the years ended December 31, 1994, 1993 and 1992, the Company purchased approximately $32,000, $32,000 and $33,000, respectively, of goods and services from the President of the Company or entities in which the President owns a controlling interest. These amounts were charged to expense in the respective periods and relate primarily to rental payments.

NOTE E-COMMITMENTS AND CONTINGENCIES

The Company is committed to pay an annual royalty of not less than $200,000 nor more than $500,000 for the use of the BRAI brand name in the United States through 1995.

The Company is installing a residential shingle manufacturing line in its newly acquired Houston facility. The Company expects capital expenditures of $1,000,000 during the first quarter of 1995 relating to this facility.

                                     U.S. INTEC, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    December 31, 1994


Various claims are pending against the Company arising in the ordinary course of business. The Company maintains insurance, which serves to minimize exposure to claim losses. Beginning in 1992 through 1993, the Company's general liability coverage includes self-insured obligations of $250,000 per occurrence and $1,000,000 in the aggregate. In 1994 the per occurrence self-insured obligation was reduced to $100,000. For the period beginning in 1982 through August 1988, the Company purchased comprehensive general liability coverage from Employers Casualty Company ("Employers").
In 1994, Employers was placed in receivership which could potentially affect the direct indemnity obligations of Employers under the policies issued to the Company. However, the receivership is not expected to result in any material loss or deprivation of coverage to the Company due to other available insurance coverage and insurance guarantee pools maintained by the various states.

Additionally, for the period August 5, 1983 through March 17, 1985, the Company purchased excess liability coverage from an insurance company ("Mission National Insurance Company") which subsequently was placed in liquidation, such coverage being in addition to the Company's comprehensive general liability coverage. For the period referred to above, there is one lawsuit pending alleging total damages which, if awarded, would exceed coverage provided by the underlying comprehensive general liability policy. However, it is expected that additional funds for the satisfaction of this claim will be available through state insurance guarantee pools and from the liquidation of the assets of the bankrupt excess liability carrier.

The Company's claim liability has been determined based on an evaluation of claims incurred. The estimated liability of $1,034,000 at December 31, 1994 is included in other accrued liabilities in the consolidated balance sheet.

The Company does not possess sufficient information to evaluate certain claims. However, after taking into consideration legal counsel's evaluation and insurance coverage maintained by the Company, management believes that recoveries by claimants, if any, will not be material to the consolidated financial statements of the Company.

                                     U.S. INTEC, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    December 31, 1994

NOTE F-RETIREMENT PLANS



The Company has a 401(k) Plan, which covers substantially all employees. The Company matches the first $500 the employee contributes to the Plan. Additionally, profit sharing contributions are made by the Company at the discretion of the Board of Directors. The Board approved contributions of $150,000 for 1994, 1993 and 1992. Total expense for the Plan was $300,000, $275,000 and $277,000 in 1994, 1993 and 1992, respectively.

During 1994, the Company terminated its Non-Qualified Deferred Compensation Plan for designated key employees. Plan assets of approximately $400,000 were transferred to Plan participants subsequent to year-end.

NOTE G-STOCK OPTION PLANS

Effective May 1994, the shareholders of the Company adopted the 1994 Long Term Incentive Plan of the Company (the "Incentive Plan"), which provides for the grant of stock options, stock appreciation rights, restricted stock, performance cash awards, performance stock awards, dividends equivalent rights, or any combination thereof. The Incentive Plan replaced the Company's 1985 Employee Stock Option Plan; however, stock options granted under the 1985 Plan which were outstanding at the time of adoption of the Incentive Plan are counted in determining the shares available for issuance under the Incentive Plan. The total number of shares of the Company's Common Stock available for issuance under the Incentive Plan is 450,000.

                                     U.S. INTEC, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    December 31, 1994

Stock option transactions are summarized as follows:

                                        1994                1993                1992
                                  ------------------------------------------------------
                                            Option             Option             Option
                                   Shares    Price     Shares   Price     Shares   Price
                                  -------  -------    -------  ------     -------  -----
Options outstanding,                        $ 4.80-            $ 4.80-             $4.80-
   January 1....................  264,500     9.75    290,000    9.75     290,000   9.75
Options granted.................                       20,000    4.81
Options exercised...............  (16,250)    4.80-   (15,500)   4.80

                                              7.375              6.00-
Options cancelled or expired....  (20,000)    4.81    (30,000)   7.50
                                  -------             -------             --------

Options outstanding,                          4.80-              4.80-              4.80-
   December 31..................  228,250     9.75    264,500    9.75     290,000   9.75
                                  =======             =======             =======
Options exercisable,
   December 31..................  228,250             244,500             270,000
                                  =======             =======             =======

All outstanding options are for terms of 5 to 10 years from date of grant.

The Non-Employee Director Stock Option Plan (the "Outside Director Plan") adopted in 1988 was terminated upon approval of the Incentive Plan. Accordingly, outstanding options to purchase 20,000 shares of Common Stock under the Outside Director Plan were cancelled. Pursuant to the Incentive Plan, the independent directors are each granted 10,000 shares of restricted stock, vesting 25% for each full year of service as an independent director. As of December 31, 1994, 30,000 restricted shares had been issued, of which 7,500 shares had vested.


NOTE H-MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company's customers are not concentrated in any specific geographic region, but are concentrated in the building materials industry. The Company derived 15.5% of total revenue from a single customer in 1994.

The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors affecting the creditworthiness of specific customers, historical trends and other information.

                                     U.S. INTEC, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    December 31, 1994


NOTE I-SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly financial results for the years ended December 31, 1994 and 1993 are summarized below:

                                                      Three Months Ended
                                            ---------------------------------------
                                            March 31  June 30   Sept. 30    Dec. 31
                                            --------  -------   --------    -------
                                           (in thousands, except earnings per share)
1994
Net sales...............................   $16,716    $25,326   $28,311     $25,269
Gross profit............................     3,984      6,052     6,095       5,066
Net earnings............................      (173)       575       534          55
Net earnings per share..................      (.06)       .19       .18         .02

                                                         Three Months Ended
                                            ---------------------------------------
                                            March 31   June 30   Sept. 30   Dec. 31
                                            --------   -------   --------   -------
                                           (in thousands, except earnings per share)
1993
Net sales...............................   $16,439     $22,165   $23,352    $21,354
Gross profit............................     4,320      6,037     5,506       4,745
Net earnings............................       218        992       623         370
Net earnings per share (1)..............       .07        .33       .21         .12

-------------------------------------------
(1) The sum of the quarterly per share amounts does not equal the annual reported, as per share amounts are computed independently for each quarter and for the full year.

                              U. S. INTEC, INC. AND SUBSIDIARIES

                        SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS




============================================================================================

             Col. A              Col. B           Col. C              Col. D    Col. E
--------------------------------------------------------------------------------------------
                                                   Additions
                                                         Charged to
                                Balance at  Charged to      Other                   Balance
                                Beginning   Costs and     Accounts-   Deductions-   at End
             Description        of Period    Expenses     Describe     Describe    of Period
--------------------------------------------------------------------------------------------
Year ended December 31, 1994:
 Reserves and allowances
  deducted from asset accounts:
  Allowance for doubtful
    accounts..................  $  469,361  $  146,971    $   -0-     $150,871 (A)   $465,461
   Reserve for cash discounts..     50,000   1,446,519               1,446,519 (B)     50,000
                                ----------  ----------    --------   ---------     ----------
                                $  519,361  $1,593,490    $   -0-   $1,597,390       $515,461
                                ----------  ----------    --------  ----------     ----------
  Reserve for warranty claims.  $6,607,277  $  797,604    $   -0-   $1,265,868 (C) $6,139,013
                                ==========  ==========    ========  ==========     ==========
Year ended December 31, 1993:
 Reserves and allowances
  deducted from asset accounts:
  Allowance for doubtful
    accounts..................  $  427,715  $  150,942    $   -0-   $  109,296 (A)   $469,361
  Reserve for cash discounts..      50,000   1,335,320               1,335,320 (B)     50,000
                                ----------  ----------    --------  ----------     ----------
                                $  477,715  $1,486,262    $   -0-   $1,444,616       $519,361
                                ==========  ==========    ========  ==========     ==========
  Reserve for warranty claims.  $6,789,274  $1,147,741    $   -0-   $1,329,738 (C) $6,607,277
                                ==========  ==========    ========  ==========     ==========










Year ended December 31, 1992:
 Reserves and allowances
  deducted from asset accounts:
  Allowance for doubtful
    accounts..................  $  401,429  $  146,445    $   -0-   $  120,159 (A)   $427,715
  Reserve for cash discounts..      50,000   1,068,073               1,068,073 (B)     50,000
                                ----------  ----------    --------  ----------     ----------
                                $  451,429  $1,214,518    $   -0-   $1,188,232       $477,715
                                ==========  ==========    ========= ==========     ==========
  Reserve for warranty claims.  $6,823,598  $1,068,764    $   -0-   $1,103,088 (C) $6,789,274
                                ==========  ==========    ========= ==========     ==========

----------------------
(A)  Uncollectible accounts written off, net of recoveries.
(B)  Cash discounts earned during year.
(C)  Warranty claims paid during year.

                                 EXHIBIT 23(a)

                                CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-35861)pertaining to the 1985 Stock Option Plan of U.S. Intec, Inc. and in the related Prospectus and in the Registration Statement (Form S-3 No. 33-88528) and in the related Prospectus pertaining to the registration of 545,290 shares of common stock of our report dated February 17, 1995, with respect to the consolidated financial statements and schedules of U.S. Intec, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1994.







                                                   Ernst & Young LLP


March 28, 1995
Houston, Texas