Form 10-Q
period 1995-03-31
U S INTEC INC
filed 1995-05-15
CIK 778424

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1995              Commission File Number 1-10665
                   ------------------                                   -------

                                U. S. INTEC, INC
- -------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Texas                                           74-2118350
_______________________________________________________________________________
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)


 1212 Brai Drive, Port Arthur, Texas                            77643
_______________________________________________________________________________
(Address of principal executive offices)                     (Zip Code)

                                (409) 724-7024
_______________________________________________________________________________
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                   Yes [x]            No [ ]
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                                                   Number of shares outstanding
      Class                                             as of May 9, 1995
- -----------------------                            ----------------------------
Common Stock (par value                                    3,040,911
   $ .02 per share)

                                              INDEX
                                              -----

                                                                        PAGE
                                                                        ----
PART I.  Financial Information
- ------------------------------
Item 1.  Financial Statements

  Consolidated Statements of Earnings - Three months
       ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . .  1

  Consolidated Balance Sheets - March 31, 1995 and
       December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . .  2

  Consolidated Statements of Cash Flows - Three
       months ended March 31, 1995 and 1994. . . . . . . . . . . . . . .  4

  Notes to Condensed Consolidated Financial Statements . . . . . . . . .  5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . .  6

PART II.  Other Information. . . . . . . . . . . . . . . . . . . . . . .  6
- ---------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
Item 1.   Financial Statements
- ------------------------------

                                        U.S. INTEC, INC.
                               CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)


                                                Three Months Ended March 31
                                                    1995            1994
                                                ------------    ------------

Sales                                           $ 25,262,434    $ 16,716,150
Cost of sales                                     20,605,976      12,731,872
                                                ------------    ------------
                               GROSS PROFIT        4,656,458       3,984,278

Selling, general and administrative expenses       5,299,730       4,049,662
                                                ------------    ------------
                       LOSS FROM OPERATIONS         (643,272)        (65,384)


Other income                                          85,410          57,546
Interest expense                                     612,146         279,157
                                                ------------    ------------
                   LOSS BEFORE INCOME TAXES       (1,170,008)       (286,995)

Benefit from income taxes                           (477,703)       (113,939)
                                                ------------    ------------
                                   NET LOSS     $   (692,305)   $   (173,056)
                                                ============    ============
                         NET LOSS PER SHARE     $       (.23)   $       (.06)
                                                ============    ============
Average shares outstanding during the period       3,040,467       2,993,980
                                                ============    ============






See notes to condensed consolidated financial statements.

                                        U. S. INTEC, INC.
                                   CONSOLIDATED BALANCE SHEETS



                                       March 31, 1995             Dec. 31, 1994
                                       --------------             -------------
                                        (Unaudited)                 (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents             $      173,531            $    867,701
  Accounts receivable - trade (net of
    allowances of $554,203 in 1995 and
    $515,461 in 1994)                       16,825,071              13,281,014
  Other receivables                            975,694                 954,878
  Inventories - raw materials                8,934,533               8,555,546
  Inventories - finished goods               7,306,008               4,232,325
  Prepaid expenses                             410,096                 408,874
  Due from affiliate                         1,367,114                 949,927
                                        --------------            ------------
               TOTAL CURRENT ASSETS         35,992,047              29,250,265

PROPERTY, PLANT AND EQUIPMENT
  Land                                       1,441,712               1,441,712
  Buildings and leasehold improvements      14,542,857               9,743,369
  Manufacturing equipment                   51,600,494              32,557,939
  Furniture and fixtures                     1,903,564               1,841,032
  Automotive equipment                         576,987                 576,987
  Construction in progress                     122,941              22,512,932
                                        --------------            ------------
                                            70,188,555              68,673,971
  Less accumulated depreciation            (26,115,122)            (25,470,696)
                                        --------------            ------------
                                            44,073,433              43,203,275

OTHER ASSETS
  Note receivable from officer                    2,803,000          2,803,000
  Deferred charges and other                        370,846            368,230
  Goodwill and intangibles (net of
    accumulated amortization of $1,710,366
    in 1995 and $1,581,314 in 1994)               2,219,307          2,348,359
                                             --------------       ------------
                   TOTAL OTHER ASSETS             5,393,153          5,519,589

                                             --------------       ------------
                                             $   85,458,633       $ 77,973,129
                                             ==============       ============





See notes to condensed consolidated financial statements.

                                        U. S. INTEC, INC.
                            CONSOLIDATED BALANCE SHEETS  (Continued)



                                              March 31, 1995      Dec. 31, 1994
                                              --------------      -------------
                                                (Unaudited)          (Audited)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and bank overdrafts  $  19,052,039      $  15,589,471
  Current portion of long-term debt               1,217,989            867,299
  Other accrued liabilities                       4,071,134          3,131,607
  Current portion of reserve for
   warranty claims                                1,100,000          1,100,000
                                              -------------      -------------
                  TOTAL CURRENT LIABILITIES      25,441,162         20,688,377

LONG-TERM DEBT                                   31,700,262         28,181,726

DEFERRED INCOME TAXES                             1,273,578          1,273,578

RESERVE FOR WARRANTY CLAIMS                       4,888,808          5,039,013

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value, 1,000,000
    shares authorized, none issued)
  Common stock ($.02 par value, 10,000,000
    shares authorized, 3,040,911 shares issued
    in 1995 and 3,030,911 shares issued in 1994)      60,819            60,619
  Additional paid-in capital                       7,424,620         7,368,127
  Retained earnings                               14,669,384        15,361,689
                                               -------------     -------------
                 TOTAL SHAREHOLDERS' EQUITY       22,154,823        22,790,435

                                               -------------     -------------
                                               $  85,458,633     $  77,973,129
                                               =============     =============

See notes to condensed consolidated financial statements.

                                        U.S. INTEC, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                   Three Months Ended March 31
                                                -------------------------------
                                                       1995             1994
                                                -------------      ------------

OPERATING ACTIVITIES
  Net loss                                       $   (692,305)    $   (173,056)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                      644,426          435,240
    Amortization                                      129,052           88,622
    Provision for losses on accounts receivable        38,742           30,900
    Other                                             (14,739)         124,945
  Changes in operating assets and liabilities:
    Accounts receivable                            (3,582,799)      (2,159,735)
    Due from affiliate                               (417,187)        (702,848)
    Inventories                                    (3,452,670)        (907,753)
    Prepaid expenses and other assets                  (1,222)        (397,377)
    Accounts payable                                3,462,568         (833,674)
    Accrued expenses                                  939,527          150,380
    Reserve for warranty claims                      (150,205)         (41,100)
                                                 ------------      -----------
NET CASH USED IN OPERATING ACTIVITIES              (3,096,812)      (4,385,456)

INVESTING ACTIVITIES
  Purchase of property, plant & equipment          (1,514,584)      (2,326,324)
  Other                                                                  3,823
                                                 ------------      -----------
NET CASH USED IN INVESTING ACTIVITIES              (1,514,584)      (2,322,501)


FINANCING ACTIVITIES
 Proceeds from revolving line of credit
 and long-term borrowings                           6,392,428        7,690,059
 Principal payments on revolving line
 of credit and long-term borrowing                 (2,523,202)      (1,431,989)
 Proceeds from exercise of stock options               48,000           97,750
                                                 ------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           3,917,226        6,355,820

DECREASE IN CASH AND CASH EQUIVALENTS                (694,170)        (352,137)
Cash and cash equivalents at beginning of
period                                           $    867,701      $   666,496
                                                 ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    173,531      $   314,359
                                                 ============      ===========


See notes to condensed consolidated financial statements.

                                     U. S. INTEC, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared inaccordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for the fair presentation of the financial statements have been included. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of U. S. Intec, Inc. (the "Company") for the fiscal year ended December 31, 1994.

NOTE B - CONTINGENCIES

There are pending against the Company lawsuits and claims arising in the regular course of business. In the opinion of management, recoveries, if any, by plaintiffs or claimants that may result from litigation and claims which have been made or threatened will not be material in relation to the financial position of the Company.

PART I.     Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 1994 and 1995. Sales increased $8,546,000 in the first quarter of 1995 to $25,262,000, up from $16,716,000 in the first quarter of 1994. The increase relates primarily to increased roll sales
associated with   aggressive spring promotional programs, to increased
relabeled product sales, which are products manufactured by outside suppliers, and to the addition of a shingle product line.

Gross profit increased $672,000 in the first quarter of 1995 to $4,656,000 from $3,984,000 in the first quarter of 1994. Gross profit as a percentage of sales in the first quarter of 1995 was 18.4%, as compared to 23.8% in the first quarter of 1994. The decrease in profit margin percentage is due principally to a shift in product sales mix and to costs associated with the new Houston shingle manufacturing facility. During the quarter the Company experienced sales growth in both relabeled and built-up roofing products, which have lower margins. In February 1995, the Company began production at it's new Houston facility, and although production levels continue to increase each month, production levels during the quarter were low as a percentage of capacity. As a result, fixed manufacturing costs were spread over a small production base, which reduced gross profit associated with the Houston operations. The Company expects this downward pressure on earnings to continue until production volumes increase significantly or until the Company is able to move most of the Houston production capacity over to it's new modified laminate product, which is expected to be a gradual process that will be completed after 1995.

Selling, general and administrative expenses increased from $4,050,000, or 24.2% of sales, in 1994, to $5,300,000, or 21.0% of sales, in 1995. The increase in expense primarily relates to the increase in sales volume.

Interest expense increased $333,000 from $279,000 in 1994 to $612,000 in 1995. The increase is the result of increased debt associated with the Houston facility. With the start of production at the new Houston facility in February 1995, the Company ceased capitalizing construction period interest costs associated with the acquisition and build out of the facility.

The net loss for the first quarter of 1995 was $692,000 or $.23 per share compared with a net loss of $173,000 or $.06 per share in the first quarter of 1994.

Liquidity and Capital Resources. Working capital as of March 31, 1995 was $10,551,000 compared with $8,562,000 at December 31, 1994, an increase of $1,989,000. Accounts receivable increased $3,544,000 as a result of increased first quarter sales. Inventory increased $3,453,000 in anticipation of increased second quarter seasonal demand and as a result of the start-up of production in Houston. Accounts payable increased $3,463,000 as a result of the increased production volumes and inventory levels. Debt increased $3,869,000 primarily as a result of increased accounts receivable.

The Company expects its cash requirements for the foreseeable future to be provided from operations and available credit facilities.



PART II - OTHER INFORMATION

Items 1 through 6 not applicable

                                        SIGNATURES
                                        ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 U.S. INTEC, INC.




DATE:        May 12, 1995                        BY:  s/s J. Roane Ruddy
             ------------                             -----------------------
                                                      J. Roane Ruddy
                                                      Chief Financial Officer




DATE:        May 12, 1995                        BY:  s/s Danny J. Adair
             ------------                             -----------------------
                                                      Danny J. Adair
                                                      Chief Executive Officer