Form 10-K/A
U S INTEC INC
filed 1995-05-24
CIK 778424

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended December 31, 1994

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from _____________________ to ____________________


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

                                        SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Port Arthur, Texas, on MAY 24, 1995.

                                          U.S. Intec, Inc.


                               By [SIGNATURE OF J. Roane Ruddy APPEARS HERE]
                                  ------------------------------------------
                                                J. Roane Ruddy
                                               Chief Financial
                                                   Officer

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) Financial Statements and Financial Statement Schedules.

     (1) Financial Statements-

                                                                          Page
Report of Independent Auditors.........................................   F-2
Consolidated Balance Sheets as of December 31, 1994 and
   1993................................................................   F-3
Consolidated Statements of Earnings for the Three Years Ended
   December 31, 1994...................................................   F-5
Consolidated Statements of Shareholders' Equity for the Three
   Years Ended December 31, 1994.......................................   F-6
Consolidated Statements of Cash Flows for the Three Years Ended
   December 31, 1994...................................................   F-7
Notes to the Consolidated Financial Statements. .......................   F-9

     (2) Schedules Supporting Financial Statements-

Schedule VIII-Valuation and Qualifying Accounts........................   F-19

   Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

     (3) Listing of Exhibits-See Item 14(c).

(b) Current Reports on Form 8-K.

   None

(c) Exhibits.

*10(a)- Lease agreement, effective as of February 1, 1993, by and between U.S.
        Intec, Inc., as Lessor, and Thunderhawk Manufacturing Company, L.P., as Lessee, pertaining to the Company's Georgia plant facility located in Walton County, Georgia, together with purchase option. (See form 10-K for 1992 filed March 1993).
*10(b)- Amendment to the security agreement between U.S. Intec, Inc. and LaSalle National Bank of Chicago, formerly Exchange National Bank of Chicago, dated February 8, 1994. (See form 10-K for 1993 filed March
        1994).
*10(c)- Promissory Note and related Letter Agreement between U.S. Intec, Inc.
        and Danny J. Adair effective December 31, 1993. (See form 10-K for 1993 filed March 1994).
*10(d)- Asset Purchase Agreement between U.S. Intec, Inc. and Betontex, Inc.
        dated as of September 8, 1993.  (See form 10-K for 1993 filed March
        1994).

*21   - List of Subsidiaries of U.S. Intec, Inc  (see Form 10-K for 1990 filed in March 1991).
 23(a)- Consent of Independent Auditors.
 27   - Financial Data Schedule.


       * Incorporated herein by reference as indicated.


(d) Not applicable.

                              EXHIBIT 27















THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1994 AND CONSOLIDATED STATEMENT OF EARNINGS FOR THE YEAR ENDED DECEMBER 31, 1994 OF U.S. INTEC, INC. AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.