Form 10-Q/A
U S INTEC INC
filed 1995-05-25
CIK 778424

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1995              Commission File Number 1-10665
                   ----------------                                     -------


                                U. S. INTEC, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Texas                                           74-2118350
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


 1212 Brai Drive, Port Arthur, Texas                            77643
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                (409) 724-7024
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes [x]            No [_]
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                                                  Number of shares outstanding
      Class                                             as of May 9, 1995
-----------------------                           ----------------------------
Common Stock (par value                                     3,040,911
   $ .02 per share)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 U.S. INTEC, INC.




DATE:    May 24, 1995      BY: [SIGNATURE OF J. Roane Ruddy APPEARS HERE]
      ---------------          ------------------------------------------
                               J. Roane Ruddy
                               Chief Financial Officer

                            EXHIBIT 27












THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1995 AND CONSOLIDATED STATEMENT OF EARNINGS FOR THE 3 MONTHS ENDED MARCH 31, 1995 OF U.S. INTEC, INC. AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.