Form 10-Q
period 1995-06-30
U S INTEC INC
filed 1995-08-14
CIK 778424

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30, 1995               Commission File Number 1-10665
                  -----------------                                     -------


                                U. S. INTEC, INC
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Texas                                           74-2118350
_______________________________________________________________________________
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)


 1212 Brai Drive, Port Arthur, Texas                            77643
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



                                                   Number of shares outstanding
         Class                                         as of August 9, 1995
 -----------------------                           ----------------------------
 Common Stock (par value                                    3,040,911
    $ .02 per share)

                                         INDEX
                                         -----


                                                                        PAGE
                                                                        ----
PART I.  Financial Information
------------------------------
Item 1.  Financial Statements

  Consolidated Statements of Earnings - Three months
      ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . .  1

  Consolidated Statements of Earnings - Six months
      ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . .  2

  Consolidated Balance Sheets - June 30, 1995 and
      December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . .  3

  Consolidated Statements of Cash Flows - Six months
      ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . .  5

  Notes to Consolidated Financial Statements   . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . .  7

PART II.  Other Information. . . . . . . . . . . . . . . . . . . . . . .  8
---------------------------
Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  Financial Information
Item 1.   Financial Statements
------------------------------

                                   U.S. INTEC, INC.
                          CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                                                 Three Months Ended June 30
                                                    1995            1994
                                                ------------    ------------
Sales:
   Continuing operations                        $ 29,923,061    $ 25,068,370
   Discontinued operations                           382,703         257,687
                                                ------------    ------------
                                                  30,305,764      25,326,057
Cost of Sales:
   Continuing operations                          25,134,027      18,727,318
   Discontinued operations                           762,022         546,457
   Writedown of assets - discontinued operations   2,148,598
                                                ------------     -----------
                                                  28,044,647      19,273,775
                                                ------------     -----------
                               GROSS PROFIT        2,261,117       6,052,282

Selling, general and administrative expenses       5,566,219       4,901,865
                                                ------------    ------------
            EARNINGS (LOSS) FROM OPERATIONS       (3,305,102)      1,150,417


Other income                                          81,218          88,013
Interest expense                                     855,087         269,323
                                                ------------     -----------
        EARNINGS (LOSS) BEFORE INCOME TAXES       (4,078,971)        969,107

Provision (benefit) from income taxes             (1,674,378)        393,605
                                                ------------     -----------

                        NET EARNINGS (LOSS)     $ (2,404,593)    $   575,502
                                                ============     ===========
              NET EARNINGS (LOSS) PER SHARE     $       (.79)    $       .19
                                                ============     ===========
Average shares outstanding during the period       3,040,911       3,000,911
                                                ============     ===========


See notes to consolidated financial statements.

                                   U.S. INTEC, INC.
                          CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)




                                                  Six Months Ended June 30
                                                    1995            1994
                                                ------------    ------------
Sales:
   Continuing operations                        $ 54,953,826    $ 41,763,925
   Discontinued operations                           614,372         278,282
                                                ------------    ------------
                                                  55,568,198      42,042,207
Cost of Sales:
   Continuing operations                          45,067,961      31,303,461
   Discontinued operations                         1,434,064         702,186
   Writedown of assets - discontinued operations   2,148,598
                                                ------------     -----------
                                                  48,650,623      32,005,647
                                                ------------     -----------
                               GROSS PROFIT        6,917,575      10,036,560

Selling, general and administrative expenses      10,865,949       8,951,527
                                                ------------    ------------
             EARNINGS (LOSS) FROM OPERATIONS      (3,948,374)      1,085,033


Other income                                         166,629         145,560
Interest expense                                   1,467,233         548,480
                                                ------------     -----------
        EARNINGS (LOSS) BEFORE INCOME TAXES       (5,248,978)        682,113

Provision (benefit) from income taxes             (2,152,081)        279,666
                                                ------------     -----------

                        NET EARNINGS (LOSS)     $ (3,096,897)    $   402,447
                                                ============     ===========
              NET EARNINGS (LOSS) PER SHARE     $      (1.02)    $       .13
                                                ============     ===========
Average shares outstanding during the period       3,040,690       2,997,458
                                                ============     ===========


See notes to consolidated financial statements.

                                   U. S. INTEC, INC.
                              CONSOLIDATED BALANCE SHEETS



                                           June 30, 1995           Dec. 31,1994
                                          --------------          -------------
                                            (Unaudited)             (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents             $      161,195            $    867,701
  Accounts receivable - trade (net of
    allowances of $592,945 in 1995 and
    $515,461 in 1994)                       20,605,564              13,281,014
  Other receivables                          2,628,549               1,443,593
  Inventories - raw materials                9,105,675               8,555,546
  Inventories - finished goods               8,793,149               4,232,325
  Prepaid expenses                             302,967                 408,874
  Due from affiliate                           723,681                 395,181
                                        --------------            ------------
               TOTAL CURRENT ASSETS         42,320,780              29,184,234

PROPERTY, PLANT AND EQUIPMENT
  Land                                       1,699,595               1,441,712
  Buildings and leasehold improvements      14,028,103               9,743,369
  Manufacturing equipment                   48,291,076              32,557,939
  Furniture and fixtures                     1,680,384               1,841,032
  Automotive equipment                         576,987                 576,987
  Construction in progress                      39,198              22,512,932
                                       ---------------            ------------
                                            66,315,343              68,673,971
  Less accumulated depreciation            (25,216,017)            (25,470,696)
                                       ---------------            ------------
                                            41,099,326              43,203,275

OTHER ASSETS
  Note receivable from officer               2,803,000               2,803,000
  Deferred charges and other                   369,505                 368,230
  Goodwill and intangibles (net of
    accumulated amortization of $1,755,818
    in 1995 and $1,581,314 in 1994)          2,219,307               2,348,359
                                         -------------           -------------
                   TOTAL OTHER ASSETS        5,391,812               5,519,589

                                         -------------           -------------
                                         $  88,811,918           $  77,907,098
                                         =============           =============

See notes to consolidated financial statements.

                                   U. S. INTEC, INC.
                       CONSOLIDATED BALANCE SHEETS  (Continued)



                                              June 30, 1995       Dec. 31, 1994
                                              -------------       -------------
                                               (Unaudited)           (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable and bank overdrafts  $  19,575,218       $  15,589,471
  Current portion of long-term debt               1,321,811             867,299
  Other accrued liabilities                       4,246,043           2,031,189
  Current portion of reserve for
   warranty and other claims                      1,400,000           1,422,003
                                                 ----------           ---------
                  TOTAL CURRENT LIABILITIES      26,543,072          19,909,962

LONG-TERM DEBT                                   35,912,634          28,181,726

DEFERRED INCOME TAXES                               673,221           1,273,578

RESERVE FOR WARRANTY AND OTHER CLAIMS             5,919,720           5,751,397

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value, 1,000,000
    shares authorized, none issued)
  Common stock ($.02 par value, 10,000,000
    shares authorized, 3,040,911 shares issued
    in 1995 and 3,030,911 shares issued in 1994)     60,819              60,619
  Additional paid-in capital                      7,437,660           7,368,127
  Retained earnings                              12,264,792          15,361,689
                                              -------------       -------------
                 TOTAL SHAREHOLDERS' EQUITY      19,763,271          22,790,435

                                              -------------       -------------
                                              $  88,811,918       $  77,907,098
                                              =============       =============



See notes to consolidated financial statements.

                                   U.S. INTEC, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                    Six Months Ended June 30
                                                -------------------------------
                                                        1995             1994

                                                    -----------     -----------

OPERATING ACTIVITIES
  Net earnings (loss)                             $   (3,096,897)  $   402,447
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
     Depreciation                                      1,520,374     1,042,292
     Amortization                                        174,504       177,243
     Writedown of assets - discontinued
      operations                                       2,148,598             0
     Provision for losses on accounts receivable          77,484        43,255
     Benefit from deferred taxes                        (600,357)            0
     Other                                               (46,727)      213,598
    Changes in operating assets and liabilities:
     Accounts receivable                              (7,402,034)   (6,939,793)
     Due from affiliate                                 (328,500)   (1,214,796)
     Inventories                                      (5,110,953)     (792,276)
     Prepaid expenses                                    105,907      (161,790)
     Other receivables                                (1,184,956)      409,662
     Accounts payable                                  3,985,747     5,573,121
     Accrued expenses                                  2,214,854     1,250,696
     Reserve for warranty and other claims               146,320       127,597
                                                    ------------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                         (7,396,636)      131,256

INVESTING ACTIVITIES
  Purchase of property, plant & equipment             (1,598,488)   (9,778,018)
  Other                                                   33,465         3,823
                                                    ------------   -----------
NET CASH USED IN INVESTING ACTIVITIES                 (1,565,023)   (9,774,195)


FINANCING ACTIVITIES
 Proceeds from revolving line of credit
 and long-term borrowings                             11,721,662    12,139,748
 Principal payments on revolving line
 of credit and long-term borrowing                    (3,514,509)   (2,849,806)
 Proceeds from exercise of stock options                  48,000       103,750
                                                    ------------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              8,255,153     9,393,692

DECREASE IN CASH AND CASH EQUIVALENTS                   (706,506)     (249,247)

Cash and cash equivalents at beginning of
period                                              $    867,701   $   666,496
                                                    ------------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    161,195   $   417,249
                                                    ============   ===========



































See notes to consolidated financial statements.

                               U. S. INTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts presented for 1994 have been reclassified to conform with the presentation used in 1995. These reclassifications have no effect on net earnings. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for the fair presentation of the financial statements have been included. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of U. S. Intec, Inc.
(the "Company") for the fiscal year ended December 31, 1994.

NOTE B - CONTINGENCIES

There are pending against the Company lawsuits and claims arising in the regular course of business. In the opinion of management, recoveries, if any, by plaintiffs or claimants that may result from litigation and claims which have been made or threatened will not be material in relation to the financial position of the Company.

NOTE C - DISCONTINUED OPERATIONS

During the second quarter of 1995, the Company made the decision to discontinue production of a modified specialty product which it has produced since the first quarter of 1994. The decision was the result of projected operating losses attributable to weak demand for this product and higher than anticipated production costs. The charge to second quarter earnings of $2,149,000 reflects a writedown of related assets, primarily manufacturing equipment, to estimated net realizable value. The Company will continue to produce these products until October 1995 under the terms of an exclusive manufacturing agreement. The Company expects further operating losses in the third and fourth quarters of 1995 associated with the phase-out of product production. The amount of these operating losses is dependent upon production levels, but is expected to range from $500,000 to $1,000,000.

PART I.    Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 1994 and 1995. The operating results relating to the production of a modified specialty product are presented as discontinued operations. The Company made the decision during the second quarter of 1995 to discontinue the production of this product as a result of projected operating losses attributable to weak demand for the product and higher than anticipated production costs. The charge to second quarter earnings of $2,149,000 reflects a writedown of related assets, primarily manufacturing equipment, to estimated net realizable value. The Company will continue to produce products associated with the discontinued operations until October 1995 under the terms of an exclusive manufacturing agreement. The Company expects further operating losses in the third and fourth quarters of 1995 associated with the phase-out of product production. The amount of these operating losses is dependent upon production levels, but is expected to range from $500,000 to $1,000,000.

Sales from continuing operations increased $4,855,000 to $29,923,000 in 1995, up from $25,068,000 in 1994. The increase relates primarily to the addition of a shingle product line and to increased relabeled product sales, which are products manufactured by outside suppliers.

Gross profit from continuing operations decreased $1,552,000 from $6,341,000, or 25.3% of sales, in 1994 to $4,789,000, or 16.0% of sales, in 1995. The decrease in profit margin percentage associated with continuing operations is due principally to the new Houston shingle manufacturing facility. In February 1995, the Company began production at it's new Houston facility, and although production levels continue to increase each month, production levels during the quarter were low as a percentage of capacity. As a result, fixed manufacturing costs were spread over a small production base, which reduced gross profit associated with the Houston operations. The Company expects this downward pressure on earnings to continue until production volumes increase significantly or until the Company is able to move most of the Houston production capacity over to it's new modified laminate product, which is expected to be a gradual process that will be completed after 1995.

Selling, general and administrative expenses increased from $4,902,000, or 19.4% of sales, in 1994 to $5,566,000, or 18.4% of sales, in 1995. The increase in expense primarily relates to the increase in sales volume.

Interest expense increased $586,000 from $269,000 in 1994 to $855,000 in 1995. The increase is the result of increased debt associated with the Houston facility and to increased inventory levels. With the start of production at the new Houston facility in February 1995, the Company ceased capitalizing construction period interest costs associated with the acquisition and build out of the facility.

The net loss for the second quarter of 1995 was $2,405,000, or $.79 per share, compared with a net earnings of $576,000, or $.19 per share, in the second quarter of 1994.

Six months ended June 30, 1994 and 1995. Operating results associated with discontinued operations are presented for the six month period in the same manner as discussed in the three month comparison.

Sales from continuing operations increased $13,190,000 in 1995 to $54,954,000 from $41,764,000 in 1994. The increase relates primarily to the addition of a shingle product line, to increased roll sales associated with aggressive spring promotional programs, and to increased relabeled product sales.

Gross profit from continuing operations decreased $574,000 from $10,460,000, or 25.0% of sales, in 1994 to $9,886,000, or 18.0% of sales, in 1995. Gross profit decreased for the reasons noted in the three month comparison.

Selling, general and administrative expenses increased from $8,952,000, or 21.3% of sales, in 1994 to $10,866,000, or 19.6% of sales, in 1995. The increase in expense primarily relates to the increase in sales volume.

Interest expense increased $919,000 from $548,000 in 1994 to $1,467,000 in 1995 for the reasons noted in the three month comparison.

The net loss for the first six months of 1995 was $3,097,000, or $1.02 per share, as compared with net earnings of $402,000, or $.13 per share, for the same period in 1994.

Liquidity and Capital Resources. Working capital as of June 30, 1995 was $15,778,000 compared with $9,274,000 at December 31, 1994, an increase of $6,504,000. Accounts receivable increased $7,325,000 as a result of increased second quarter sales. Inventory increased $5,111,000 in anticipation of increased seasonal demand and as a result of the start-up of production in Houston. Accounts payable increased $3,986,000 as a result of the increased production volumes and inventory levels. Debt increased $8,185,000 primarily as a result of increased accounts receivable.

Due to the cash requirements of the Houston facility and to losses associated with the discontinued operations, the Company expects to require borrowings in excess of its projected borrowing base and to not meet its tangible net worth loan covenants. As a result, the Company plans to restructure its revolving credit facility during the third or fourth quarter of 1995. The restructuring will utilize real property and certain manufacturing equipment as collateral to secure long-term financing.

PART II - OTHER INFORMATION

Items 1 through 6 not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 U.S. INTEC, INC.




DATE:     August 11, 1995                     BY:  s/s J. Roane Ruddy
       ---------------------                       -------------------
                                                   J. Roane Ruddy
                                                   Chief Financial Officer




DATE:     August 11, 1995                     BY:  s/s Danny J. Adair
       ---------------------                       ------------------
                                                   Danny J. Adair
                                                   Chief Executive Officer